Form 10-Q
period 2022-03-31
Grayscale Ethereum Classic Trust (ETC)
filed 2022-05-06
CIK 1705181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Number of Shares of the registrant outstanding as of May 2, 2022 : 13,993,800

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 24.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Ethereum Classic industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and Part I, Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022 (the “Annual Report”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Ethereum Classic TRUST (ETC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2022	December 31, 2021
Assets:
Investment in Ethereum Classic, at fair value (cost $91,117 and $91,793 as of March 31, 2022 and December 31, 2021, respectively)	$569,530	$407,466
Total assets	$569,530	$407,466
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$569,530	$407,466
Net Assets consists of:
Paid-in-capital	100,243	100,243
Accumulated net investment loss	(24,601)	(21,798)
Accumulated net realized gain on investment in Ethereum Classic	15,475	13,348
Accumulated net change in unrealized appreciation on investment in Ethereum Classic	478,413	315,673
	$569,530	$407,466
Shares issued and outstanding, no par value (unlimited Shares authorized)	13,993,800	13,993,800
Net asset value per Share	$40.70	$29.12

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Ethereum Classic and percentages)

March 31, 2022
	Quantity of Ethereum Classic	Cost	Fair Value	% of Net Assets
Investment in Ethereum Classic	12,066,301.77387363	$91,117	$569,530	100%
Net assets		$91,117	$569,530	100%

December 31, 2021
	Quantity of Ethereum Classic	Cost	Fair Value	% of Net Assets
Investment in Ethereum Classic	12,155,893.99048110	$91,793	$407,466	100%
Net assets		$91,793	$407,466	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Investment income:
Investment income	$-	$-
Expenses:
Sponsor's Fee, related party	2,803	960
Net investment loss	(2,803)	(960)
Net realized and unrealized gain from:
Net realized gain on investment in Ethereum Classic	2,127	276
Net change in unrealized appreciation on investment in Ethereum Classic	162,740	96,594
Net realized and unrealized gain on investment	164,867	96,870
Net increase in net assets resulting from operations	$162,064	$95,910

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2022	2021
Increase in net assets from operations:
Net investment loss	$(2,803)	$(960)
Net realized gain on investment in Ethereum Classic	2,127	276
Net change in unrealized appreciation on investment in Ethereum Classic	162,740	96,594
Net increase in net assets resulting from operations	162,064	95,910
Increase in net assets from capital share transactions:
Shares issued	-	2,716
Net increase in net assets resulting from capital share transactions	-	2,716
Total increase in net assets from operations and capital share transactions	162,064	98,626
Net assets:
Beginning of period	407,466	69,604
End of period	$569,530	$168,230
Change in Shares outstanding:
Shares outstanding at beginning of period	13,993,800	13,714,100
Shares issued	-	279,700
Net increase in Shares	-	279,700
Shares outstanding at end of period	13,993,800	13,993,800

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK), Grayscale Decentraland Trust (MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Filecoin Trust (FIL), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC, Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Litecoin Trust (LTC), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2022 and December 31, 2021 and results of operations for the three months ended March 31, 2022 and 2021 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investment in ETC	$569,530	$569,530	$-	$-
December 31, 2021
Assets
Investment in ETC	$407,466	$-	$407,466	$-

3. Fair Value of Ethereum Classic

ETC is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2022 and December 31, 2021, the Trust held 12,066,301.77387363 and 12,155,893.99048110 ETC, respectively.

The Trust determined the fair value per ETC to be $47.20 and $33.52 on March 31, 2022 and December 31, 2021, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of ETC and the respective fair value:

(Amounts in thousands, except for Ethereum Classsic amounts)	Ethereum Classic	Fair Value
Balance at January 1, 2021	12,275,746.83121040	$69,604
ETC contributed	249,223.57301485	2,716
ETC distributed for Sponsor's Fee, related party	(369,076.41374415)	(15,574)
Net change in unrealized appreciation on investment in ETC	-	337,929
Net realized gain on investment in ETC	-	12,791
Balance at December 31, 2021	12,155,893.99048110	407,466
ETC contributed	-	-
ETC distributed for Sponsor's Fee, related party	(89,592.21660747)	(2,803)
Net change in unrealized appreciation on investment in ETC	-	162,740
Net realized gain on investment in ETC	-	2,127
Balance at March 31, 2022	12,066,301.77387363	$569,530

4. Creations and Redemptions of Shares

At March 31, 2022 and December 31, 2021, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ETC to the Trust or the distribution of ETC by the Trust. The number of ETC required for each creation Basket or redemption Basket is determined by dividing (x) the number of ETC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ETC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.8623 and 0.8687 of one ETC at March 31, 2022 and December 31, 2021, respectively. The decrease in the number of ETC represented by each Share is primarily a result of the periodic withdrawal of ETC to pay the Sponsor’s Fee.

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

If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets, including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended March 31, 2022 and December 31, 2021, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2022 or December 31, 2021.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale and CoinDesk Indices, Inc. As of both March 31, 2022 and December 31, 2021, 3,271,674 Shares of the Trust were held by related parties of the Trust.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 3.0% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ETC, monthly in arrears. The amount of ETC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ETC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ETC is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2022 and December 31, 2021. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2022 and 2021.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (the “Sponsor-paid Expenses”).

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

In order to assist in the development of the Ethereum Classic Network, the Sponsor intends, but is not obligated, to direct up to one-third of the Sponsor’s Fee towards initiatives that support the development, marketing and other community efforts relating to the Ethereum Classic Network at the sole discretion of the Sponsor through March 31, 2022.

For the three months ended March 31, 2022 and 2021, the Trust incurred Sponsor’s Fees of $2,803,471 and $960,601, respectively. As of March 31, 2022 and December 31, 2021, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2022 and 2021, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On June 21, 2021, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $50 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC),

Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $50 million worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From June 21, 2021 through March 31, 2022, DCG has purchased a total of $45.3 million worth of Shares of the Trust.

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

The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the promoters of several other digital assets on the basis that the digital assets in question are securities.

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

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2022	2021
Per Share Data:
Net asset value, beginning of period	$29.12	$5.08
Net increase in net assets from investment operations:
Net investment loss	(0.20)	(0.07)
Net realized and unrealized gain	11.78	7.01
Net increase in net assets resulting from operations	11.58	6.94
Net asset value, end of period	$40.70	$12.02
Total return	39.77%	136.61%
Ratios to average net assets:
Net investment loss	-3.00%	-3.00%
Expenses	-3.00%	-3.00%

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

Total return is calculated assuming an initial investment made at the net asset value at the beginning of the period and assuming redemption on the last day of the period.

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

10. Subsequent Events

On April 1, 2022, the Sponsor announced that the Trust would reduce its Sponsor’s Fee. Effective April 1, 2022, the Sponsor’s Fee was lowered from 3.0% to 2.5%. The Sponsor has directed up to one-third of the Sponsor’s Fee towards initiatives that support development, marketing, and other community efforts relating to the Ethereum Classic Network at the sole discretion of the Sponsor until April 2022. Historically, these amounts have been contributed to the Ethereum Classic Cooperative, a 501(c)(3) non-profit whose mission is to steward the development of the Ethereum Classic protocol and to support the growth of a mature ecosystem around the protocol. The Ethereum Classic Cooperative is governed by a board of five directors, which has historically included Barry E. Silbert, Digital Currency Group’s Chief Executive Officer, as well as another employee of the Sponsor. Effective April 1, 2022, the Sponsor will no longer direct up to one-third of the Sponsor’s Fee towards initiatives supporting the Ethereum Classic Network and Barry E. Silbert resigned from the Ethereum Classic Cooperative board of directors.

As of the close of business on May 2, 2022, the fair value of ETC determined in accordance with the Trust’s accounting policy was $27.33 per ETC.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part II, Item 1A. Risk Factors in this Quarterly Report, or in Part I, Item 1A. Risk Factors, or other sections of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2022 and 2021

(All amounts in the following table and the subsequent paragraphs, except Share and per Share, ETC and price of ETC amounts, are in thousands)

	Three Months Ended March 31,
	2022	2021
Net realized and unrealized gain on investment in Ethereum Classic	$164,867	$96,870
Net increase in net assets resulting from operations	$162,064	$95,910
Net assets	$569,530	$168,230

Net realized and unrealized gain on investment in ETC for the three months ended March 31, 2022 was $164,867 which includes a realized gain of $2,127 on the transfer of ETC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETC of $162,740. Net realized and unrealized gain on investment in ETC for the period was driven by ETC price appreciation from $33.52 per ETC as of December 31, 2021 to $47.20 per ETC as of March 31, 2022. Net increase in net assets resulting from operations was $162,064 for the three months ended March 31, 2022, which consisted of the net realized and unrealized gain on investment in ETC, less the Sponsor’s Fee of $2,803. Net assets increased to $569,530 at March 31, 2022, a 40% increase for the period. The increase in net assets resulted from the aforementioned ETC price appreciation, partially offset by the withdrawal of approximately 89,592 ETC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ETC for the three months ended March 31, 2021 was $96,870 which includes a realized gain of $276 on the transfer of ETC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETC of $96,594. Net realized and unrealized gain on investment in ETC for the period was driven by ETC price appreciation from $5.67 per ETC as of December 31, 2020 to $13.53 per ETC as of March 31, 2021. Net increase in net assets resulting from operations was $95,910 for the three months ended March 31, 2021, which consisted of the net realized and unrealized gain on investment in ETC, less the Sponsor’s Fee of $960. Net assets increased to $168,230 at March 31, 2021, a 142% increase for the period. The increase in net assets resulted from the aforementioned ETC price appreciation and contribution of approximately 249,224 ETC with a value of $2,716 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 91,180 ETC to pay the foregoing Sponsor’s Fee.

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

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. Effective April 1, 2022, the Sponsor's Fee was lowered from 3.0% to 2.5%. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended March 31,
	2022	2021
	(All ETC balances are rounded to the nearest whole ETC)
Ethereum Classic:
Opening balance	12,155,894	12,275,747
Creations	-	249,224
Sponsor's Fee, related party	(89,592)	(91,180)
Closing balance	12,066,302	12,433,791
Accrued but unpaid Sponsor's Fee, related party	-	-
Net closing balance	12,066,302	12,433,791
Number of Shares:
Opening balance	13,993,800	13,714,100
Creations	-	279,700
Closing balance	13,993,800	13,993,800

	As of March 31,
	2022	2021
Price of ETC on principal market (1)	$47.20	$13.53
NAV per Share (2)	$40.70	$12.02
Index Price	$47.19	$13.55
Digital Asset Holdings per Share (3)	$40.69	$12.04
(1)
The Trust performed an assessment of the principal market at March 31, 2022 and 2021, and identified the principal market as Coinbase Pro.
(2)
As of March 31, 2022 and 2021 the NAV per Share was calculated using the fair value of ETC based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the ETC Industry and Market—ETC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share. The Digital Asset Exchanges used to calculate the Index Price as of March 31, 2022 were Coinbase Pro, Kraken, and Binance.US. As of March 31, 2021, the Digital Asset Exchanges used to calculate the Index Price consisted of Coinbase Pro, Kraken, Binance.US and Bittrex.

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

As of March 31, 2022, the Trust had a net closing balance with a value of $569,408,781, based on the Index Price (non-GAAP methodology). As of March 31, 2022, the Trust had a total market value of $569,529,444, based on the principal market (Coinbase Pro).

As of March 31, 2021, the Trust had a net closing balance with a total value of $168,477,864, based on the Index Price (non-GAAP methodology). As of March 31, 2021, the Trust had a total market value of $168,229,188, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share versus the Index Price and the Trust’s NAV per Share from April 24, 2017 to March 31, 2022.

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on April 24, 2017 to March 31, 2022. Since the beginning of the Trust’s operations, the Index Price has ranged from $3.43 to $148.63, with the straight average being $18.08 through March 31, 2022. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
April 24, 2017 (the first Creation Basket of the Trust) to March 31, 2018	$19.02	$42.03	1/14/2018	$3.87	4/24/2017	$14.51	$14.21
Twelve months ended March 31, 2019	$10.65	$24.22	5/6/2018	$3.62	12/14/2018	$4.80	$4.90
Twelve months ended March 31, 2020	$6.39	$12.31	1/29/2020	$3.43	12/17/2019	$4.94	$4.94
Twelve months ended March 31, 2021	$7.16	$16.93	2/13/2021	$4.86	11/3/2020	$13.55	$13.55
Twelve months ended March 31, 2022	$47.27	$148.63	5/6/2021	$14.19	4/3/2021	$47.19	$47.19
April 24, 2017 (the first Creation Basket of the Trust) to March 31, 2022	$18.08	$148.63	5/6/2021	$3.43	12/17/2019	$47.19	$47.19

The following table illustrates the movements in the Digital Asset Market price of ETC, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on April 24, 2017 to March 31, 2022. Since the beginning of the Trust’s operations, the price of ETC has ranged from $3.43 to $148.51, with the straight average being $18.10.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
April 24, 2017 (the first Creation Basket of the Trust) to March 31, 2018	$18.94	$41.86	1/14/2018	$4.18	4/24/2017	$14.52	$14.23
Twelve months ended March 31, 2019	$10.68	$24.39	5/6/2018	$3.56	12/15/2018	$4.80	$4.90
Twelve months ended March 31, 2020	$6.40	$12.33	2/5/2020	$3.43	12/17/2019	$4.93	$4.93
Twelve months ended March 31, 2021	$7.24	$16.93	2/13/2021	$4.86	11/3/2020	$13.53	$13.53
Twelve months ended March 31, 2022	$47.32	$148.51	5/6/2021	$14.23	4/4/2021	$47.20	$47.20
April 24, 2017 (the first Creation Basket of the Trust) to March 31, 2022	$18.10	$148.51	5/6/2021	$3.43	12/17/2019	$47.20	$47.20

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding DCG’s, the parent company of the Sponsor, open market purchases of Shares of Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG) on a monthly basis during the three months ended March 31, 2022:

Period	(a) Total Number of Shares of ETCG Purchased	(b) Average Price Paid per Share of ETCG	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2022 - January 31, 2022	-	$-	-	$204.7
February 1, 2022 - February 28, 2022	-	-	-	204.7
March 1, 2022 - March 31, 2022	-	-	-	204.7
Total	-	$-	-	$204.7
(1)
On June 21, 2021, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $50 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $50 million worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From June 21, 2021 through May 2, 2022, DCG has purchased a total of $45.3 million worth of Shares of the Trust.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“DCG”—Digital Currency Group, Inc.

“Digital Asset Account” —A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s ETC on the Trust’s behalf.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Item 1. Business—Valuation of ETC and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K. See also “Item 1. Business—Investment Objective” in our Annual Report on Form 10-K for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ETC and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K.

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

“Ethereum Classic Network”—The online, end-user-to-end-user network hosting a public transaction ledger, known as the Ethereum Classic Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Ethereum Classic Network. See “Item 1. Business—Overview of the ETC Industry and Market" in our Annual Report on Form 10-K.

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

“Index Price”—The U.S. dollar value of an ETC derived from the Digital Asset Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the ETC Industry and Market—ETC Value—The Index and the Index Price” in our Annual Report on Form 10-K for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term ETC Index Price shall mean the Index Price as defined herein.

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index. DCG is the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. is an affiliate of the Sponsor and the Trust and is considered a related party of the Trust.

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

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

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

“Sponsor”—Grayscale Investments, LLC.

“Sponsor-paid Expenses”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust, (iv) the Transfer Agent fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course, legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees.

“Sponsor’s Fee”—A fee, payable in ETC, which as of April 1, 2022 accrues daily in U.S. dollars at an annual rate of 2.5% of the Digital Asset Holdings Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the Digital Asset Holdings Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. Prior to April 1, 2022, the Sponsor's Fee accrued daily in U.S. dollars at an annual rate of 3.0%.

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

“Trust Agreement”—The Second Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No.1, No. 2 and No. 3 thereto and as the same may be amended from time to time.

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

Date: May 6, 2022

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.