Form 10-Q
period 2023-03-31
Grayscale Ethereum Classic Trust (ETC)
filed 2023-05-05
CIK 1705181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-56309

Grayscale Ethereum Classic Trust (ETC)

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

Number of Shares of the registrant outstanding as of May 1, 2023: 13,993,800

Grayscale® Ethereum classic Trust (ETC)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Ethereum Classic Trust (ETC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 25.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Ethereum Classic industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Ethereum Classic TRUST (ETC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2023	December 31, 2022
Assets:
Investment in ETC, at fair value (cost $88,867 and $89,416 as of March 31, 2023 and December 31, 2022, respectively)	$243,370	$187,327
Total assets	$243,370	$187,327
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$243,370	$187,327
Net Assets consists of:
Paid-in-capital	100,243	100,243
Accumulated net investment loss	(31,947)	(30,436)
Accumulated net realized gain on investment in ETC	20,571	19,609
Accumulated net change in unrealized appreciation on investment in ETC	154,503	97,911
	$243,370	$187,327
Shares issued and outstanding, no par value (unlimited Shares authorized)	13,993,800	13,993,800
Net asset value per Share	$17.39	$13.39

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ETC and percentages)

March 31, 2023
	Quantity of ETC	Cost	Fair Value	% of Net Assets
Investment in ETC	11,768,373.64545727	$88,867	$243,370	100%
Net assets		$88,867	$243,370	100%

December 31, 2022
	Quantity of ETC	Cost	Fair Value	% of Net Assets
Investment in ETC	11,841,144.97143656	$89,416	$187,327	100%
Net assets		$89,416	$187,327	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Investment income:
Investment income	$-	$-
Expenses:
Sponsor’s Fee, related party	1,511	2,803
Net investment loss	(1,511)	(2,803)
Net realized and unrealized gain from:
Net realized gain on investment in ETC	962	2,127
Net change in unrealized appreciation on investment in ETC	56,592	162,740
Net realized and unrealized gain on investment	57,554	164,867
Net increase in net assets resulting from operations	$56,043	$162,064

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2023	2022
Increase in net assets from operations:
Net investment loss	$(1,511)	$(2,803)
Net realized gain on investment in ETC	962	2,127
Net change in unrealized appreciation on investment in ETC	56,592	162,740
Net increase in net assets resulting from operations	56,043	162,064
Increase in net assets from capital share transactions:
Shares issued	-	-
Net increase in net assets resulting from capital share transactions	-	-
Total increase in net assets from operations and capital share transactions	56,043	162,064
Net assets:
Beginning of period	187,327	407,466
End of period	$243,370	$569,530
Change in Shares outstanding:
Shares outstanding at beginning of period	13,993,800	13,993,800
Shares issued	-	-
Net increase in Shares	-	-
Shares outstanding at end of period	13,993,800	13,993,800

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL) (OTCQB: GSOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant prior to October 3, 2022, and was party to a participant agreement with the Sponsor and the Trust. Effective October 3, 2022, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. As a result, since October 3, 2022, Genesis ceased acting as an Authorized Participant of the Trust, but serves as a Liquidity Provider to Grayscale Securities. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. The Authorized Participant(s) may engage additional Liquidity Providers at any time.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2023 and December 31, 2022 and results of operations for the three months ended March 31, 2023 and 2022 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, included in the Trust’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investment in ETC	$243,370	$243,370	$-	$-
December 31, 2022
Assets
Investment in ETC	$187,327	$187,327	$-	$-

3. Fair Value of ETC

ETC is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2023 and December 31, 2022, the Trust held 11,768,373.64545727 and 11,841,144.97143656 ETC, respectively.

The Trust determined the fair value per ETC to be $20.68 and $15.82 on March 31, 2023 and December 31, 2022, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of ETC and the respective fair value:

(Amounts in thousands, except ETC amounts)	Quantity	Fair Value
Balance at December 31, 2021	12,155,893.99048110	$407,466
ETC contributed	-	-
ETC distributed for Sponsor’s Fee, related party	(314,749.01904454)	(8,638)
Net change in unrealized depreciation on investment in ETC	-	(217,762)
Net realized gain on investment in ETC	-	6,261
Balance at December 31, 2022	11,841,144.97143656	$187,327
ETC contributed	-	-
ETC distributed for Sponsor’s Fee, related party	(72,771.32597929)	(1,511)
Net change in unrealized appreciation on investment in ETC	-	56,592
Net realized gain on investment in ETC	-	962
Balance at March 31, 2023	11,768,373.64545727	$243,370

4. Creations and Redemptions of Shares

At March 31, 2023 and December 31, 2022, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ETC to the Trust or the distribution of ETC by the Trust. The number of ETC required for each creation Basket or redemption Basket is determined by dividing (x) the number of ETC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ETC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.8410 and 0.8462 of one ETC at March 31, 2023 and December 31, 2022, respectively. The decrease in the number of ETC represented by each Share is primarily a result of the periodic withdrawal of ETC to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended March 31, 2023 and December 31, 2022, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2023 or December 31, 2022.

6. Related Parties

The Trust considers the following entities, their directors, and certain employees to be related parties of the Trust: DCG, Genesis, Grayscale, Grayscale Securities and CoinDesk Indices, Inc. As of March 31, 2023 and December 31, 2022, 3,122,214 and 3,258,770 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ETC, monthly in arrears. The amount of ETC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ETC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ETC is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2023 and December 31, 2022. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2023 and 2022.

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

For the three months ended March 31, 2023 and 2022, the Trust incurred Sponsor’s Fees of $1,511,240 and $2,803,471, respectively. As of March 31, 2023 and December 31, 2022, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2023 and 2022, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On June 21, 2021, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $50 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $50 million worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From June 21, 2021 through December 31, 2021, DCG purchased $45.3 million worth of Shares of the Trust. From January 1, 2022 through March 31, 2023, DCG had not purchased any Shares of the Trust under this authorization.

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

The Trust relies on third party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust.

The Sponsor and the Trust may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2023	2022
Per Share Data:
Net asset value, beginning of period	$13.39	$29.12
Net increase in net assets from investment operations:
Net investment loss	(0.11)	(0.20)
Net realized and unrealized gain	4.11	11.78
Net increase in net assets resulting from operations	4.00	11.58
Net asset value, end of period	$17.39	$40.70
Total return	29.87%	39.77%
Ratios to average net assets:
Net investment loss	-2.50%	-3.00%
Expenses	-2.50%	-3.00%

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

10. Subsequent Events

As of the close of business on May 1, 2023, the fair value of ETC determined in accordance with the Trust’s accounting policy was $19.05 per ETC.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Investment Company Considerations

The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for ETC in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ETC and price of ETC amounts, are in thousands)

	Three Months Ended March 31,
	2023	2022
Net realized and unrealized gain on investment in ETC	$57,554	$164,867
Net increase in net assets resulting from operations	$56,043	$162,064
Net assets	$243,370	$569,530

Net realized and unrealized gain on investment in ETC for the three months ended March 31, 2023 was $57,554, which includes a realized gain of $962 on the transfer of ETC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETC of $56,592. Net realized and unrealized gain on investment in ETC for the period was driven by ETC price appreciation from $15.82 per ETC as of December 31, 2022, to $20.68 per ETC as of March 31, 2023. Net increase in net assets resulting from operations was $56,043 for the three months ended March 31, 2023, which consisted of the net realized and unrealized gain on investment in ETC, less the Sponsor’s Fee of $1,511. Net assets increased to $243,370 at March 31, 2023, a 30% increase for the three-month period. The increase in net assets resulted from the aforementioned ETC price appreciation, partially offset by the withdrawal of approximately 72,771 ETC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ETC for the three months ended March 31, 2022 was $164,867, which includes a realized gain of $2,127 on the transfer of ETC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETC of $162,740. Net realized and unrealized gain on investment in ETC for the period was driven by ETC price appreciation from $33.52 per ETC as of December 31, 2021, to $47.20 per ETC as of March 31, 2022. Net increase in net assets resulting from operations was $162,064 for the three months ended March 31, 2022, which consisted of the net realized and unrealized gain on investment in ETC, less the Sponsor’s Fee of $2,803. Net assets increased to $569,530 at March 31, 2022, a 40% increase for the three-month period. The increase in net assets resulted from the aforementioned ETC price appreciation, partially offset by the withdrawal of approximately 89,592 ETC to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended March 31,
	2023	2022
	(All ETC balances are rounded to the nearest whole ETC)
ETC:
Opening balance	11,841,145	12,155,894
Creations	-	-
Sponsor’s Fee, related party	(72,771)	(89,592)
Closing balance	11,768,374	12,066,302
Accrued but unpaid Sponsor’s Fee, related party	-	-
Net closing balance	11,768,374	12,066,302
Number of Shares:
Opening balance	13,993,800	13,993,800
Creations	-	-
Closing balance	13,993,800	13,993,800

	As of March 31,
	2023	2022
Price of ETC on principal market(1)	$20.68	$47.20
NAV per Share(2)	$17.39	$40.70
Index Price	$20.69	$47.19
Digital Asset Holdings per Share(3)	$17.40	$40.69

(1)
The Trust performed an assessment of the principal market at March 31, 2023 and 2022, and identified the principal market as Coinbase Pro.
(2)
As of March 31, 2023 and 2022, the NAV per Share was calculated using the fair value of ETC based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the ETC Industry and Market—ETC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Exchanges used to calculate the Index Price as of March 31, 2023 and 2022, were Coinbase Pro, Kraken, and Binance.US. See “Item 1. Business—Valuation of ETC and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share.

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

As of March 31, 2023, the Trust had a net closing balance with a value of $243,487,651, based on the Index Price (non-GAAP methodology). As of March 31, 2023, the Trust had a total market value of $243,369,967, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share versus the Index Price and the Trust’s NAV per Share from April 24, 2017 to March 31, 2023. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the ETC Industry and Market—ETC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from April 1, 2018 to March 31, 2023. During such period, the Index Price has ranged from $3.43 to $148.63, with the straight average being $19.22 through March 31, 2023. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2019	$10.65	$24.22	5/6/2018	$3.62	12/14/2018	$4.80	$4.90
Twelve months ended March 31, 2020	$6.39	$12.31	1/29/2020	$3.43	12/17/2019	$4.94	$4.94
Twelve months ended March 31, 2021	$7.16	$16.93	2/13/2021	$4.86	11/3/2020	$13.55	$13.55
Twelve months ended March 31, 2022	$47.27	$148.63	5/6/2021	$14.19	4/3/2021	$47.19	$47.19
Twelve months ended March 31, 2023	$24.63	$47.16	4/1/2022	$12.80	6/18/2022	$20.69	$20.69
April 1, 2018 to March 31, 2023	$19.22	$148.63	5/6/2021	$3.43	12/17/2019	$20.69	$20.69

The following table illustrates the movements in the Digital Asset Market price of ETC, as reported on the Trust’s principal market, from April 1, 2018 to March 31, 2023. During such period, the price of ETC has ranged from $3.43 to $148.51, with the straight average being $19.25 through March 31, 2023.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2019	$10.68	$24.39	5/6/2018	$3.56	12/15/2018	$4.80	$4.90
Twelve months ended March 31, 2020	$6.40	$12.33	2/5/2020	$3.43	12/17/2019	$4.93	$4.93
Twelve months ended March 31, 2021	$7.24	$16.93	2/13/2021	$4.86	11/3/2020	$13.53	$13.53
Twelve months ended March 31, 2022	$47.32	$148.51	5/6/2021	$14.23	4/4/2021	$47.20	$47.20
Twelve months ended March 31, 2023	$24.63	$47.16	4/1/2022	$12.77	6/18/2022	$20.68	$20.68
April 1, 2018 to March 31, 2023	$19.25	$148.51	5/6/2021	$3.43	12/17/2019	$20.68	$20.68

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from May 10, 2018 to March 31, 2023.

ETCG Premium/(Discount): ETCG Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from May 10, 2018 to March 31, 2023.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

The Sponsor and an affiliate of the Trust, Grayscale Bitcoin Trust (BTC) (“Grayscale Bitcoin Trust”), are currently parties to certain legal proceedings. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

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

On January 13, 2023, the Sponsor received a letter on behalf of 210K Capital, LP (“210K Capital”) demanding access to certain of the Sponsor’s and Grayscale Bitcoin Trust’s books and records pursuant to Section 3819 of the Delaware Statutory Trust Act and certain provisions under the Trust Agreement. The Sponsor and Grayscale Bitcoin Trust disputed 210K Capital’s entitlement to the requested books and records and, therefore, declined to comply with the demand. On March 6, 2023, 210K Capital filed a suit in Delaware Chancery Court against the Sponsor and Grayscale Bitcoin Trust alleging that the Sponsor and Grayscale Bitcoin Trust violated 210K Capital’s information rights and seeking to compel access to the requested books and records. Trial has not yet been set. The Sponsor and Grayscale Bitcoin Trust believe that this lawsuit is without merit and plan to vigorously defend against it.

On January 30, 2023, Osprey Funds, LLC filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed its brief in support of its motion to dismiss the complaint. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product, and on June 29, 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. On June 29, 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. The DC Circuit Court of Appeals heard oral arguments in the case on March 7, 2023. As of the date of this Quarterly Report, the Sponsor’s petition remains pending and the Sponsor expects to receive a decision from the DC Circuit Court of Appeals by fall of 2023.

On March 6, 2023, Alameda Research, Ltd. filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce its fees and authorize a redemption program. On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Alameda Research complaint. The Sponsor believes this lawsuit is without merit and intends to vigorously defend against it.

As of the date of this report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Trust’s business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2023:

Period	(a) Total Number of Shares of ETCG Purchased	(b) Average Price Paid per Share of ETCG	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2023 - January 31, 2023	-	$-	-	$204.7
February 1, 2023 - February 28, 2023	-	-	-	204.7
March 1, 2023 - March 31, 2023	-	-	-	204.7
Total	-	$-	-	$204.7

(1)
On June 21, 2021, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $50 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $50 million worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From June 21, 2021 through December 31, 2021, DCG purchased $45.3 million worth of Shares of the Trust. From January 1, 2022 through May 1, 2023, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Quarterly Report, is the only Liquidity Provider of the Authorized Participant.

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

“Trust Agreement”—The Second Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2 and No. 3 thereto and as the same may be amended from time to time.

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

Date: May 5, 2023

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.