Form 10-Q
period 2023-09-30
Grayscale Ethereum Classic Trust (ETC)
filed 2023-11-03
CIK 1705181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of Shares of the registrant outstanding as of October 30, 2023: 13,993,800

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Ethereum Classic TRUST (ETC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2023	December 31, 2022
Assets:
Investment in ETC, at fair value (cost $87,760 and $89,416 as of September 30, 2023 and December 31, 2022, respectively)	$191,178	$187,327
Total assets	$191,178	$187,327
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$191,178	$187,327
Net Assets consists of:
Paid-in-capital	100,243	100,243
Accumulated net investment loss	(34,564)	(30,436)
Accumulated net realized gain on investment in ETC	22,081	19,609
Accumulated net change in unrealized appreciation on investment in ETC	103,418	97,911
	$191,178	$187,327
Shares issued and outstanding, no par value (unlimited Shares authorized)	13,993,800	13,993,800
Net asset value per Share	$13.66	$13.39

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ETC and percentages)

September 30, 2023
	Quantity of ETC	Cost	Fair Value	% of Net Assets
Investment in ETC	11,621,781.55803000	$87,760	$191,178	100%
Net assets		$87,760	$191,178	100%

December 31, 2022
	Quantity of ETC	Cost	Fair Value	% of Net Assets
Investment in ETC	11,841,144.97143656	$89,416	$187,327	100%
Net assets		$89,416	$187,327	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	1,252	2,286	4,128	7,054
Net investment loss	(1,252)	(2,286)	(4,128)	(7,054)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in ETC	698	1,719	2,472	5,244
Net change in unrealized (depreciation) appreciation on investment in ETC	(38,781)	155,933	5,507	(76,416)
Net realized and unrealized (loss) gain on investment	(38,083)	157,652	7,979	(71,172)
Net (decrease) increase in net assets resulting from operations	$(39,335)	$155,366	$3,851	$(78,226)

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Decrease) Increase in net assets from operations:
Net investment loss	$(1,252)	$(2,286)	$(4,128)	$(7,054)
Net realized gain on investment in ETC	698	1,719	2,472	5,244
Net change in unrealized (depreciation) appreciation on investment in ETC	(38,781)	155,933	5,507	(76,416)
Net (decrease) increase in net assets resulting from operations	(39,335)	155,366	3,851	(78,226)
Increase in net assets from capital share transactions:
Shares issued	-	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-	-
Total (decrease) increase in net assets from operations and capital share transactions	(39,335)	155,366	3,851	(78,226)
Net assets:
Beginning of period	230,513	173,874	187,327	407,466
End of period	$191,178	$329,240	$191,178	$329,240
Change in Shares outstanding:
Shares outstanding at beginning of period	13,993,800	13,993,800	13,993,800	13,993,800
Shares issued	-	-	-	-
Net increase in Shares	-	-	-	-
Shares outstanding at end of period	13,993,800	13,993,800	13,993,800	13,993,800

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

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. The Authorized Participant(s) may engage Liquidity Providers from time to time and at any time. Genesis Global Trading, Inc. (“Genesis”), a wholly owned subsidiary of DCG, served as a Liquidity Provider to Grayscale Securities from October 3, 2022 to September 12, 2023. The Authorized Participant has engaged an unaffiliated Liquidity Provider, and intends to engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2023 and December 31, 2022 and results of operations for the three and nine months ended September 30, 2023 and 2022 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, included in the Trust’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Investment in ETC	$191,178	$191,178	$-	$-
December 31, 2022
Assets
Investment in ETC	$187,327	$187,327	$-	$-

3. Fair Value of ETC

ETC is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2023 and December 31, 2022, the Trust held 11,621,781.55803000 and 11,841,144.97143656 ETC, respectively.

The Trust determined the fair value per ETC to be $16.45 and $15.82 on September 30, 2023 and December 31, 2022, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ETC and the respective fair value:

(Amounts in thousands, except ETC amounts)	Quantity	Fair Value
Balance at December 31, 2021	12,155,893.99048110	$407,466
ETC contributed	-	-
ETC distributed for Sponsor’s Fee, related party	(314,749.01904454)	(8,638)
Net change in unrealized depreciation on investment in ETC	-	(217,762)
Net realized gain on investment in ETC	-	6,261
Balance at December 31, 2022	11,841,144.97143656	$187,327
ETC contributed	-	-
ETC distributed for Sponsor’s Fee, related party	(219,363.41340656)	(4,128)
Net change in unrealized appreciation on investment in ETC	-	5,507
Net realized gain on investment in ETC	-	2,472
Balance at September 30, 2023	11,621,781.55803000	$191,178

4. Creations and Redemptions of Shares

At September 30, 2023 and December 31, 2022, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ETC to the Trust or the distribution of ETC by the Trust. The number of ETC required for each creation Basket or redemption Basket is determined by dividing (x) the number of ETC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ETC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.8305 and 0.8462 of one ETC at September 30, 2023 and December 31, 2022, respectively. The decrease in the number of ETC represented by each Share is primarily a result of the periodic withdrawal of ETC to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended September 30, 2023 and December 31, 2022, the Trust did not have a liability for any unrecognized tax amounts.

However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2023 or December 31, 2022.

6. Related Parties

The Trust considers the following entities, their directors, and certain employees to be related parties of the Trust: DCG, Genesis, Grayscale, Grayscale Securities and CoinDesk Indices, Inc. As of September 30, 2023 and December 31, 2022, 3,002,894 and 3,258,770 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ETC, monthly in arrears. The amount of ETC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ETC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ETC is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2023 and December 31, 2022. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2023 and 2022.

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

For the three months ended September 30, 2023 and 2022, the Trust incurred Sponsor’s Fees of $1,252,564 and $2,286,907, respectively. For the nine months ended September 30, 2023 and 2022, the Trust incurred Sponsor’s Fees of $4,127,923 and $7,054,446, respectively. As of September 30, 2023 and December 31, 2022, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2023 and 2022, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On June 21, 2021, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $50 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $50 million worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From June 21, 2021 through December 31, 2021, DCG purchased $45.3 million worth of Shares of the Trust. From January 1, 2022 through September 30, 2023, DCG had not purchased any Shares of the Trust under this authorization.

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

8. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Per Share Data:
Net asset value, beginning of period	$16.47	$12.43	$13.39	$29.12
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.09)	(0.16)	(0.29)	(0.50)
Net realized and unrealized (loss) gain	(2.72)	11.26	0.56	(5.09)
Net (decrease) increase in net assets resulting from operations	(2.81)	11.10	0.27	(5.59)
Net asset value, end of period	$13.66	$23.53	$13.66	$23.53
Total return	-17.06%	89.30%	2.02%	-19.20%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.67%
Expenses	-2.50%	-2.50%	-2.50%	-2.67%

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

10. Subsequent Events

As of the close of business on October 30, 2023, the fair value of ETC determined in accordance with the Trust’s accounting policy was $16.75 per ETC.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ETC and price of ETC amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized and unrealized (loss) gain on investment in ETC	$(38,083)	$157,652	$7,979	$(71,172)
Net (decrease) increase in net assets resulting from operations	$(39,335)	$155,366	$3,851	$(78,226)
Net assets	$191,178	$329,240	$191,178	$329,240

Net realized and unrealized loss on investment in ETC for the three months ended September 30, 2023 was ($38,083), which includes a realized gain of $698 on the transfer of ETC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ETC of ($38,781). Net realized and unrealized loss on investment in ETC for the period was driven by ETC price depreciation from $19.71 per ETC as of June 30, 2023, to $16.45 per ETC as of September 30, 2023. Net decrease in net assets resulting from operations was ($39,335) for the three months ended September 30, 2023, which consisted of the net realized and unrealized loss on investment in ETC, plus the Sponsor’s Fee of $1,252. Net assets decreased to $191,178 at September 30, 2023, a 17% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ETC price depreciation and the withdrawal of approximately 73,466 ETC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ETC for the three months ended September 30, 2022 was $157,652, which includes a realized gain of $1,719 on the transfer of ETC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETC of $155,933. Net realized and unrealized gain on investment in ETC for the period was driven by ETC price appreciation from $14.50 per ETC as of June 30, 2022, to $27.63 per ETC as of September 30, 2022. Net increase in net assets resulting from operations was $155,366 for the three months ended September 30, 2022, which consisted of the net realized and unrealized gain on investment in ETC, less the Sponsor’s Fee of $2,286. Net assets increased to $329,240 at September 30, 2022, a 89% increase for the three-month period. The increase in net assets resulted from the aforementioned ETC price appreciation and the withdrawal of approximately 75,326 ETC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ETC for the nine months ended September 30, 2023 was $7,979, which includes a realized gain of $2,472 on the transfer of ETC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETC of $5,507. Net realized and unrealized gain on investment in ETC for the period was driven by ETC price appreciation from $15.82 per ETC as of December 31, 2022, to $16.45 per ETC as of September 30, 2023. Net increase in net assets resulting from operations was $3,851 for the nine months ended September 30, 2023, which consisted of the net realized and unrealized gain on investment in ETC, less the Sponsor’s Fee of $4,128. Net assets increased to $191,178 at September 30, 2023, a 2% increase for the nine-month period. The increase in net assets resulted from the aforementioned ETC price appreciation, partially offset by the withdrawal of approximately 219,363 ETC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ETC for the nine months ended September 30, 2022 was ($71,172), which includes a realized gain of $5,244 on the transfer of ETC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ETC of ($76,416). Net realized and unrealized loss on investment in ETC for the period was driven by ETC price depreciation from $33.52 per ETC as of December 31, 2021, to $27.63 per ETC as of September 30, 2022. Net decrease in net assets resulting from operations was ($78,226) for the nine months ended September 30, 2022, which consisted of the net realized and unrealized loss on investment in ETC, plus the Sponsor’s Fee of $7,054. Net assets decreased to $329,240 at September 30, 2022, a 19% decrease for the nine-month period. The decrease in net assets resulted from the aforementioned ETC price depreciation and the withdrawal of approximately 239,895 ETC to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(All ETC balances are rounded to the nearest whole ETC)
ETC:
Opening balance	11,695,248	11,991,325	11,841,145	12,155,894
Creations	-	-	-	-
Sponsor’s Fee, related party	(73,466)	(75,326)	(219,363)	(239,895)
Closing balance	11,621,782	11,915,999	11,621,782	11,915,999
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	11,621,782	11,915,999	11,621,782	11,915,999
Number of Shares:
Opening balance	13,993,800	13,993,800	13,993,800	13,993,800
Creations	-	-	-	-
Closing balance	13,993,800	13,993,800	13,993,800	13,993,800

	As of September 30,
	2023	2022
Price of ETC on principal market(1)	$16.45	$27.63
NAV per Share(2)	$13.66	$23.53
Index Price	$16.43	$27.64
Digital Asset Holdings per Share(3)	$13.65	$23.54

(1)
The Trust performed an assessment of the principal market at September 30, 2023 and 2022, and identified the principal market as Coinbase.

(2)
As of September 30, 2023 and 2022, the NAV per Share was calculated using the fair value of ETC based on the price provided by Coinbase, the Digital Asset Exchange that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the ETC Industry and Market—ETC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Exchanges included in the Index as of September 30, 2023, were Coinbase, Kraken, and Crypto.com. The Digital Asset Exchanges included in the Index as of September 30, 2022, were Coinbase, Kraken, and Binance.US. See “Item 1. Business—Valuation of ETC and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share.

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

As of September 30, 2023, the Trust had a net closing balance with a value of $190,945,871, based on the Index Price (non-GAAP methodology). As of September 30, 2023, the Trust had a total market value of $191,178,306, based on the principal market (Coinbase).

As of September 30, 2022, the Trust had a net closing balance with a value of $329,358,200, based on the Index Price (non-GAAP methodology). As of September 30, 2022, the Trust had a total market value of $329,239,040, based on the principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share versus the Index Price and the Trust’s NAV per Share from April 24, 2017 to September 30, 2023. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the ETC Industry and Market—ETC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from October 1, 2018 to September 30, 2023. During such period, the Index Price has ranged from $3.43 to $148.63, with the straight average being $19.45 through September 30, 2023. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2019	$6.24	$11.17	10/1/2018	$3.62	12/14/2018	$4.72	$4.72
Twelve months ended September 30, 2020	$6.20	$12.31	1/29/2020	$3.43	12/17/2019	$5.72	$5.72
Twelve months ended September 30, 2021	$31.51	$148.63	5/6/2021	$4.86	11/3/2020	$46.65	$46.65
Twelve months ended September 30, 2022	$33.94	$62.02	11/9/2021	$12.80	6/18/2022	$27.64	$27.64
Twelve months ended September 30, 2023	$19.40	$27.94	10/6/2022	$14.52	9/11/2023	$16.43	$15.88
October 1, 2018 to September 30, 2023	$19.45	$148.63	5/6/2021	$3.43	12/17/2019	$16.43	$15.88

The following table illustrates the movements in the Digital Asset Market price of ETC, as reported on the Trust’s principal market, from October 1, 2018 to September 30, 2023. During such period, the price of ETC has ranged from $3.43 to $148.51, with the straight average being $19.48 through September 30, 2023.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2019	$6.27	$11.17	10/1/2018	$3.56	12/15/2018	$4.73	$4.73
Twelve months ended September 30, 2020	$6.22	$12.33	2/5/2020	$3.43	12/17/2019	$5.72	$5.72
Twelve months ended September 30, 2021	$31.61	$148.51	5/6/2021	$4.86	11/3/2020	$46.59	$46.59
Twelve months ended September 30, 2022	$33.96	$62.08	11/9/2021	$12.77	6/18/2022	$27.63	$27.63
Twelve months ended September 30, 2023	$19.40	$27.94	10/6/2022	$14.53	9/11/2023	$16.45	$15.87
October 1, 2018 to September 30, 2023	$19.48	$148.51	5/6/2021	$3.43	12/17/2019	$16.45	$15.87

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from May 10, 2018 to September 30, 2023.

ETCG Premium/(Discount): ETCG Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from May 10, 2018 to September 30, 2023.

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

On July 10, 2023, the Sponsor, Fir Tree, and 210K Capital entered into a Settlement Agreement which resolved the Demands, in which the Sponsor and Grayscale Bitcoin Trust agreed to voluntarily produce certain books and records in response to the Demands without any admission of liability or fault, without conceding the shareholders’ entitlement to any information, and without the payment of any money. On September 21, 2023, Fir Tree and 210K Capital filed stipulations of dismissal for the Demands.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product, and on June 29, 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. On June 29, 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing, or rehearing en banc. On October 23, 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. There is no guarantee that the ruling by the D.C. Circuit Court of Appeals will ultimately result in approval of NYSE Arca’s 19b-4 application to list the shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product.

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce the Sponsor’s fees and operate a redemption program (the “Initial Complaint”). On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Alameda complaint. On May 19, 2023, the Sponsor filed a brief in support of its motion to dismiss. On September 15, 2023, Alameda filed an amended complaint alleging breach of contract and fiduciary duty claims concerning the Sponsor’s purported failure to operate a redemption program that are substantially similar to those alleged in the Initial Complaint. The Amended Complaint eliminated certain causes of action asserted in the Initial Complaint concerning purported breaches of the terms of the trust agreements and breaches of fiduciary duty based on the Sponsor’s fees for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH). The Sponsor believes this lawsuit is without merit and intends to vigorously defend against it.

As of the date of this report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Trust’s business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K, and under “Part II, Item 1A. Risk Factors” of the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2023:

Period	(a) Total Number of Shares of ETCG Purchased	(b) Average Price Paid per Share of ETCG	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2023 - July 31, 2023	-	$-	-	$204.7
August 1, 2023 - August 31, 2023	-	-	-	204.7
September 1, 2023 - September 30, 2023	-	-	-	204.7
Total	-	$-	-	$204.7

(1)
On June 21, 2021, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $50 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $50 million worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From June 21, 2021 through December 31, 2021, DCG purchased $45.3 million worth of Shares of the Trust. From January 1, 2022 through October 30, 2023, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which served as a Liquidity Provider of the Authorized Participant from October 3, 2022 to September 12, 2023.

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

Date: November 3, 2023

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.