Form 10-Q
period 2024-09-30
Grayscale Ethereum Classic Trust (ETC)
filed 2024-11-01
CIK 1705181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of Shares of the registrant outstanding as of October 28, 2024: 13,993,800

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Ethereum Classic TRUST (ETC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2024	December 31, 2023
Assets:
Investment in ETC, at fair value (cost $85,592 and $87,209 as of September 30, 2024 and December 31, 2023, respectively)	$222,952	$253,958
Total assets	$222,952	$253,958
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$222,952	$253,958
Shares issued and outstanding, no par value (unlimited Shares authorized)	13,993,800	13,993,800
Principal market net asset value per Share	$15.93	$18.15

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ETC and percentages)

September 30, 2024
	Quantity of ETC	Cost	Fair Value	% of Net Assets
Investment in ETC	11,334,633.90876161	$85,592	$222,952	100%
Net assets		$85,592	$222,952	100%

December 31, 2023
	Quantity of ETC	Cost	Fair Value	% of Net Assets
Investment in ETC	11,548,776.17230000	$87,209	$253,958	100%
Net assets		$87,209	$253,958	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	1,435	1,252	5,399	4,128
Net investment loss	(1,435)	(1,252)	(5,399)	(4,128)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in ETC	896	698	3,782	2,472
Net change in unrealized appreciation on investment in ETC	(45,236)	(38,781)	(29,389)	5,507
Net realized and unrealized (loss) gain on investment	(44,340)	(38,083)	(25,607)	7,979
Net (decrease) increase in net assets resulting from operations	$(45,775)	$(39,335)	$(31,006)	$3,851

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Decrease) increase in net assets from operations:
Net investment loss	$(1,435)	$(1,252)	$(5,399)	$(4,128)
Net realized gain on investment in ETC	896	698	3,782	2,472
Net change in unrealized appreciation on investment in ETC	(45,236)	(38,781)	(29,389)	5,507
Net (decrease) increase in net assets resulting from operations	(45,775)	(39,335)	(31,006)	3,851
Increase in net assets from capital share transactions:
Shares issued	-	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-	-
Total (decrease) increase in net assets from operations and capital share transactions	(45,775)	(39,335)	(31,006)	3,851
Net assets:
Beginning of period	268,727	230,513	253,958	187,327
End of period	$222,952	$191,178	$222,952	$191,178
Change in Shares outstanding:
Shares outstanding at beginning of period	13,993,800	13,993,800	13,993,800	13,993,800
Shares issued	-	-	-	-
Net increase in Shares	-	-	-	-
Shares outstanding at end of period	13,993,800	13,993,800	13,993,800	13,993,800

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Aave Trust (AAVE), Grayscale Avalanche Trust (AVAX), Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust (BTC) (NYSE Arca: BTC), Grayscale Bittensor Trust (TAO), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Mini Trust (ETH) (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTC Markets: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale MakerDao Trust (MKR), Grayscale NEAR Trust (NEAR), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Sui Trust (SUI), Grayscale XRP Trust, Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. The following investment products sponsored by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust (BTC), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Mini Trust (ETH), and Grayscale Bitcoin Mini Trust (BTC). Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2024 and December 31, 2023 and results of operations for the three and nine months ended September 30, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 included in the Trust’s Annual Report on Form 10-K.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for ETC in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Trust conducts its transactions in ETC, including receiving ETC for the creation of Shares and delivering ETC for the redemption of Shares and for the payment of the Sponsor’s Fee. At this time, the Trust is not accepting redemption requests from shareholders. Since its inception, the Trust has not held cash or cash equivalents.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ETC in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ETC is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

U.S. GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Assets
Investment in ETC	$222,952	$222,952	$-	$-
December 31, 2023
Assets
Investment in ETC	$253,958	$253,958	$-	$-

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

3. Fair Value of ETC

ETC is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2024 and December 31, 2023, the Trust held 11,334,633.90876161 and 11,548,776.17230000 ETC, respectively.

The Trust determined the fair value per ETC to be $19.67 and $21.99 on September 30, 2024 and December 31, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ETC and the respective fair value:

(Amounts in thousands, except ETC amounts)	Quantity	Fair Value
Balance at December 31, 2022	11,841,144.97143656	$187,327
ETC contributed	-	-
ETC distributed for Sponsor’s Fee, related party	(292,368.79913656)	(5,476)
Net change in unrealized appreciation on investment in ETC	-	68,838
Net realized gain on investment in ETC	-	3,269
Balance at December 31, 2023	11,548,776.17230000	$253,958
ETC contributed	-	-
ETC distributed for Sponsor’s Fee, related party	(214,142.26353839)	(5,399)
Net change in unrealized appreciation on investment in ETC	-	(29,389)
Net realized gain on investment in ETC	-	3,782
Balance at September 30, 2024	11,334,633.90876161	$222,952

4. Creations and Redemptions of Shares

At September 30, 2024 and December 31, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ETC to the Trust or the distribution of ETC by the Trust. The amount of ETC required for each creation Basket or redemption Basket is determined by dividing (x) the amount of ETC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ETC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.8100 and 0.8253 of one ETC at September 30, 2024 and December 31, 2023, respectively. The decrease in the amount of ETC represented by each Share is primarily a result of the periodic withdrawal of ETC to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended September 30, 2024 and December 31, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2024 or December 31, 2023.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2024: DCG, Grayscale and Grayscale Securities. As of September 30, 2024 and December 31, 2023, 14,977 and 15,002 Shares of the Trust were held by related parties of the Trust, respectively.

Genesis Global Trading, Inc. filed a certificate of dissolution during the three months ended September 30, 2024, and has therefore been removed from the list of related parties.

The Sponsor’s indirect parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ETC, monthly in arrears. The amount of ETC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ETC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ETC is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2024 and December 31, 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2024 and 2023.

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

For the three months ended September 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $1,434,671 and $1,252,564, respectively. For the nine months ended September 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $5,399,148 and $4,127,923, respectively. As of September 30, 2024 and December 31, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2024 and 2023, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On June 21, 2021, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $50 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $50 million worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From June 21, 2021 through December 31, 2021, DCG purchased $45.3 million worth of Shares of the Trust. From January 1, 2022 through September 30, 2024, DCG had not purchased any Shares of the Trust under this authorization.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly accepted that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of the Trust) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security.

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

8. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$19.20	$16.47	$18.15	$13.39
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.10)	(0.09)	(0.39)	(0.29)
Net realized and unrealized (loss) gain	(3.17)	(2.72)	(1.83)	0.56
Net (decrease) increase in net assets resulting from operations	(3.27)	(2.81)	(2.22)	0.27
Principal market net asset value, end of period	$15.93	$13.66	$15.93	$13.66
Total return	-17.03%	-17.06%	-12.23%	2.02%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on October 28, 2024, the fair value of ETC determined in accordance with the Trust’s accounting policy was $18.75 per ETC.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

15

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ETC in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ETC is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for ETC in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ETC and price of ETC amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized and unrealized (loss) gain on investment in ETC	$(44,340)	$(38,083)	$(25,607)	$7,979
Net (decrease) increase in net assets resulting from operations	$(45,775)	$(39,335)	$(31,006)	$3,851
Net assets(1)	$222,952	$191,178	$222,952	$191,178
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ETC on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in ETC for the three months ended September 30, 2024 was ($44,340), which includes a realized gain of $896 on the transfer of ETC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETC of ($45,236). Net realized and unrealized loss on investment in ETC for the period was driven by ETC price depreciation from $23.56 per ETC as of June 30, 2024, to $19.67 per ETC as of September 30, 2024. Net decrease in net assets resulting from operations was ($45,775) for the three months ended September 30, 2024, which consisted of the net realized and unrealized loss on investment in ETC, plus the Sponsor’s Fee of $1,435. Net assets decreased to $222,952 at September 30, 2024, a 17% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ETC price depreciation and the withdrawal of approximately 71,455 ETC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ETC for the three months ended September 30, 2023 was ($38,083), which includes a realized gain of $698 on the transfer of ETC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETC of ($38,781). Net realized and unrealized loss on investment in ETC for the period was driven by ETC price depreciation from $19.71 per ETC as of June 30, 2023, to $16.45 per ETC as of September 30, 2023. Net decrease in net assets resulting from operations was ($39,335) for the three months ended September 30, 2023, which consisted of the net realized and unrealized loss on investment in ETC, plus the Sponsor’s Fee of $1,252. Net assets decreased to $191,178 at September 30, 2023, a 17% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ETC price depreciation and the withdrawal of approximately 73,466 ETC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ETC for the nine months ended September 30, 2024 was ($25,607), which includes a realized gain of $3,782 on the transfer of ETC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETC of ($29,389). Net realized and unrealized loss on investment in ETC for the period was driven by ETC price depreciation from $21.99 per ETC as of December 31, 2023, to $19.67 per ETC as of September 30, 2024. Net decrease in net assets resulting from operations was ($31,006) for the nine months ended September 30, 2024, which consisted of the net realized and unrealized loss on investment in ETC, plus the Sponsor’s Fee of $5,399. Net assets decreased to $222,952 at September 30, 2024, a 12% decrease for the nine-month period. The decrease in net assets resulted from the aforementioned ETC price depreciation and the withdrawal of approximately 214,142 ETC to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(All ETC balances are rounded to the nearest whole ETC)
ETC:
Opening balance	11,406,089	11,695,248	11,548,776	11,841,145
Creations	-	-	-	-
Sponsor’s Fee, related party	(71,455)	(73,466)	(214,142)	(219,363)
Closing balance	11,334,634	11,621,782	11,334,634	11,621,782
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	11,334,634	11,621,782	11,334,634	11,621,782
Number of Shares:
Opening balance	13,993,800	13,993,800	13,993,800	13,993,800
Creations	-	-	-	-
Closing balance	13,993,800	13,993,800	13,993,800	13,993,800

	As of September 30,
	2024	2023
Price of ETC on principal market(1)	$19.67	$16.45
Principal Market NAV per Share(2)	$15.93	$13.66
Index Price	$19.69	$16.43
NAV per Share(3)	$15.95	$13.65

(1)
The Trust performed an assessment of the principal market at September 30, 2024 and 2023, and identified the principal market as Coinbase.
(2)
As of September 30, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of ETC based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m.,

New York time, on the valuation date. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ETC Industry and Market—ETC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of September 30, 2024 were Coinbase, Kraken, and Bitfinex. The Digital Asset Trading Platforms included in the Index as of September 30, 2023 were Coinbase, Kraken, and Crypto.com. See “Item 1. Business—Valuation of ETC and Determination of NAV” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

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

As of September 30, 2024, the Trust had a net closing balance with a value of $223,178,942, based on the Index Price (non-GAAP methodology). As of September 30, 2024, the Trust had a total market value of $222,952,249, based on the Digital Asset Market price of ETC on the Trust’s principal market (Coinbase).

As of September 30, 2023, the Trust had a net closing balance with a value of $190,945,871, based on the Index Price (non-GAAP methodology). As of September 30, 2023, the Trust had a total market value of $191,178,306, based on the Digital Asset Market price of ETC on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from April 24, 2017 to September 30, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ETC Industry and Market—ETC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
Apr-17
Aug-17
Nov-17
Feb-18
May-18
Sep-18
Dec-18
Mar-19
Jul-19
Oct-19
Jan-20
Apr-20
Aug-20
Nov-20
Feb-21
Jun-21
Sep-21
Dec-21
Mar-22
Jul-22
Oct-22
Jan-23
May-23
Aug-23
Nov-23
Feb-24
Jun-24
Sep-24
Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from October 1, 2019 to September 30, 2024. During such period, the Index Price has ranged from $3.43 to $148.63, with the straight average being $22.90 through September 30, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2020	$6.20	$12.31	1/29/2020	$3.43	12/17/2019	$5.72	$5.72
Twelve months ended September 30, 2021	$31.51	$148.63	5/6/2021	$4.86	11/3/2020	$46.65	$46.65
Twelve months ended September 30, 2022	$33.94	$62.02	11/9/2021	$12.80	6/18/2022	$27.64	$27.64
Twelve months ended September 30, 2023	$19.40	$27.94	10/6/2022	$14.52	9/11/2023	$16.43	$15.88
Twelve months ended September 30, 2024	$23.51	$38.44	3/8/2024	$14.75	10/12/2023	$19.69	$19.69
October 1, 2019 to September 30, 2024	$22.90	$148.63	5/6/2021	$3.43	12/17/2019	$19.69	$19.69

The following table illustrates the movements in the Digital Asset Market price of ETC, as reported on the Trust’s principal market, from October 1, 2019 to September 30, 2024. During such period, the price of ETC has ranged from $3.43 to $148.51, with the straight average being $22.93 through September 30, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2020	$6.22	$12.33	2/5/2020	$3.43	12/17/2019	$5.72	$5.72
Twelve months ended September 30, 2021	$31.61	$148.51	5/6/2021	$4.86	11/3/2020	$46.59	$46.59
Twelve months ended September 30, 2022	$33.96	$62.08	11/9/2021	$12.77	6/18/2022	$27.63	$27.63
Twelve months ended September 30, 2023	$19.40	$27.94	10/6/2022	$14.53	9/11/2023	$16.45	$15.87
Twelve months ended September 30, 2024	$23.51	$38.47	3/8/2024	$14.73	10/12/2023	$19.67	$19.67
October 1, 2019 to September 30, 2024	$22.93	$148.51	5/6/2021	$3.43	12/17/2019	$19.67	$19.67

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 10, 2018 to September 30, 2024.

ETCG Premium/(Discount): ETCG Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from May 10, 2018 to September 30, 2024.

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG) by DCG, the indirect parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2024:

Period	(a) Total Number of Shares of ETCG Purchased	(b) Average Price Paid per Share of ETCG	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
July 1, 2024 - July 31, 2024	-	$-	-	$204.7
August 1, 2024 - August 31, 2024	-	-	-	204.7
September 1, 2024 - September 30, 2024	-	-	-	204.7
Total	-	$-	-	$204.7

(1)
On June 21, 2021, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $50 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $50 million worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From June 21, 2021 through December 31, 2021, DCG purchased $45.3 million worth of Shares of the Trust. From January 1, 2022 through October 28, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of ETC and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term ETC Holdings shall mean the NAV as defined herein.

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

“Principal Market NAV”—The net asset value of the Trust determined on a U.S. GAAP basis. Prior to February 23, 2024, Principal Market NAV was referred to as NAV.

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

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

“U.S. GAAP”—United States generally accepted accounting principles.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments, LLC as Sponsor of Grayscale Ethereum Classic Trust (ETC)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: November 1, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.