Form 10-Q
period 2026-06-30
Grayscale Ethereum Classic Trust (ETC)
filed 2026-08-04
CIK 1705181

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of Shares of the registrant outstanding as of July 30, 2026: 13,993,800

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 23.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Ethereum Classic TRUST (ETC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
Assets:
Investment in ETC, at fair value (cost $81,933 and $82,955 as of June 30, 2026 and December 31, 2025, respectively)	$75,300	$126,004
Total assets	$75,300	$126,004
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$75,300	$126,004
Shares issued and outstanding, no par value (unlimited Shares authorized)	13,993,800	13,993,800
Principal Market NAV per Share	$5.38	$9.00

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ETC and percentages)

June 30, 2026
	Quantity of ETC	Cost	Fair Value	% of Net Assets
Investment in ETC	10,850,162.72229920	$81,933	$75,300	100%
Total Investment		$81,933	$75,300	100%
Net assets			$75,300	100%

December 31, 2025
	Quantity of ETC	Cost	Fair Value	% of Net Assets
Investment in ETC	10,985,516.92607291	$82,955	$126,004	100%
Total Investment		$82,955	$126,004	100%
Net assets			$126,004	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	556	1,179	1,216	2,690
Net investment loss	(556)	(1,179)	(1,216)	(2,690)
Net realized and unrealized loss from:
Net realized gain on investment in ETC	44	653	194	1,642
Net change in unrealized appreciation/depreciation on investment in ETC	(13,606)	(1,424)	(49,682)	(95,443)
Net realized and unrealized loss on investment	(13,562)	(771)	(49,488)	(93,801)
Net decrease in net assets resulting from operations	$(14,118)	$(1,950)	$(50,704)	$(96,491)

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Decrease in net assets from operations:
Net investment loss	$(556)	$(1,179)	$(1,216)	$(2,690)
Net realized gain on investment in ETC	44	653	194	1,642
Net change in unrealized appreciation/depreciation on investment in ETC	(13,606)	(1,424)	(49,682)	(95,443)
Net decrease in net assets resulting from operations	(14,118)	(1,950)	(50,704)	(96,491)
Decrease in net assets from capital share transactions:
Shares issued	-	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-	-
Total decrease in net assets from operations and capital share transactions	(14,118)	(1,950)	(50,704)	(96,491)
Net assets:
Beginning of period	89,418	188,514	126,004	283,055
End of period	$75,300	$186,564	$75,300	$186,564
Change in Shares outstanding:
Shares outstanding at beginning of period	13,993,800	13,993,800	13,993,800	13,993,800
Shares issued	-	-	-	-
Net increase in Shares	-	-	-	-
Shares outstanding at end of period	13,993,800	13,993,800	13,993,800	13,993,800

See accompanying notes to the unaudited financial statements.

GRAYSCALE Ethereum Classic TRUST (ETC)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Ethereum Classic Trust (ETC) (the “Trust”) is a Delaware Statutory Trust that was formed on April 18, 2017 and commenced operations on April 24, 2017. In general, the Trust holds Ether Classic (“ETC”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for ETC. The redemption of Shares is not currently contemplated and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Trust’s investment objective is for the value of the Shares (based on the ETC per Share) to reflect the value of the ETC held by the Trust, less the Trust’s expenses and other liabilities.

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS,” or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

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

The Trust’s Shares have traded on OTC Markets since May 10, 2018. The Trust’s trading symbol on OTCQX is “ETCG” and the CUSIP number for its Shares is 38963Q107.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in ETC	$75,300	$75,300	$-	$-
December 31, 2025
Assets
Investment in ETC	$126,004	$126,004	$-	$-

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

3. Fair Value of ETC

ETC is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026 and December 31, 2025, the Trust held 10,850,162.72229920 and 10,985,516.92607291 ETC, respectively.

The Trust determined the fair value per ETC to be $6.94 and $11.47 on June 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ETC and the respective fair value:

(Amounts in thousands, except ETC amounts)	Quantity	Fair Value
Balance at December 31, 2024	11,263,626.25503150	283,055
ETC contributed	-	-
ETC distributed for Sponsor’s Fee, related party	(138,780.83058030)	(2,690)
Net change in unrealized appreciation/depreciation on investment in ETC	-	(95,443)
Net realized gain on investment in ETC	-	1,642
Balance at June 30, 2025	11,124,845.42445120	$186,564

(Amounts in thousands, except ETC amounts)	Quantity	Fair Value
Balance at December 31, 2025	10,985,516.92607291	$126,004
ETC contributed	-	-
ETC distributed for Sponsor’s Fee, related party	(135,354.20377371)	(1,216)
Net change in unrealized appreciation/depreciation on investment in ETC	-	(49,682)
Net realized gain on investment in ETC	-	194
Balance at June 30, 2026	10,850,162.72229920	$75,300

4. Creations and Redemptions of Shares

The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of ETC to the Trust or the distribution of ETC by the Trust. The amount of ETC required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of ETC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ETC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.7754 and 0.7850 of one ETC at June 30, 2026 and December 31, 2025, respectively. The decrease in the amount of ETC represented by each Share is primarily a result of the periodic withdrawal of ETC to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended June 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS, and Grayscale Securities. As of both June 30, 2026 and December 31, 2025, 14,977 Shares of the Trust were held by related parties of the Trust.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ETC, monthly in arrears. The amount of ETC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ETC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ETC is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2026 and 2025.

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

For the three months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $556,479 and $1,178,841, respectively. For the six months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $1,216,280 and $2,690,406, respectively. As of June 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On June 21, 2021, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $50 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $50 million worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From June 21, 2021 through December 31, 2021, DCG purchased a total of $45.3 million worth of Shares of the Trust under this authorization. From January 1, 2022 through June 30, 2026, DCG had not purchased any Shares of the Trust under this authorization.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$6.39	$13.47	$9.00	$20.23
Net decrease in net assets from investment operations:
Net investment loss	(0.04)	(0.08)	(0.09)	(0.19)
Net realized and unrealized loss	(0.97)	(0.06)	(3.53)	(6.71)
Net decrease in net assets resulting from operations	(1.01)	(0.14)	(3.62)	(6.90)
Principal Market NAV, end of period	$5.38	$13.33	$5.38	$13.33
Total return	-15.81%	-1.04%	-40.22%	-34.11%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds ETC and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of ETC. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on ETC per Share) to reflect the value of the ETC held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in ETC, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to ETC. To date, the Trust has not met its investment objective and the Shares quoted on OTC Markets have not reflected the value of the ETC held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, ETC and price of ETC amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized and unrealized loss on investment in ETC	$(13,562)	$(771)	$(49,488)	$(93,801)
Net decrease in net assets resulting from operations	$(14,118)	$(1,950)	$(50,704)	$(96,491)
Net assets(1)	$75,300	$186,564	$75,300	$186,564
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ETC on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in ETC for the three months ended June 30, 2026 was ($13,562), which includes a realized gain of $44 on the transfer of ETC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ETC of ($13,606). Net realized and unrealized loss on investment in ETC for the period was driven by ETC price depreciation from $8.19 per ETC as of March 31, 2026, to $6.94 per ETC as of June 30, 2026. Net decrease in net assets resulting from operations was ($14,118) for the three months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in ETC, plus the Sponsor’s Fee of $556. Net assets decreased to $75,300 at June 30, 2026, a 16% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ETC price depreciation and the withdrawal of approximately 67,841 ETC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ETC for the three months ended June 30, 2025 was ($771), which includes a realized gain of $653 on the transfer of ETC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ETC of ($1,424). Net realized and unrealized loss on investment in ETC for the period was driven by ETC price depreciation from $16.84 per ETC as of March 31, 2025, to $16.77 per ETC as of June 30, 2025. Net decrease in net assets resulting from operations was ($1,950) for the three months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in ETC, plus the Sponsor’s Fee of $1,179. Net assets decreased to $186,564 at June 30, 2025, a 1% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ETC price depreciation and the withdrawal of approximately 69,559 ETC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ETC for the six months ended June 30, 2026 was ($49,488), which includes a realized gain of $194 on the transfer of ETC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ETC of ($49,682). Net realized and unrealized loss on investment in ETC for the period was driven by ETC price depreciation from $11.47 per ETC as of December 31, 2025, to $6.94 per ETC as of June 30, 2026. Net decrease in net assets resulting from operations was ($50,704) for the six months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in ETC, plus the Sponsor’s Fee of $1,216. Net assets decreased to $75,300 at June 30, 2026, a 40% decrease for the six-month period. The decrease in net assets resulted from the aforementioned ETC price depreciation and the withdrawal of approximately 135,354 ETC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ETC for the six months ended June 30, 2025 was ($93,801), which includes a realized gain of $1,642 on the transfer of ETC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ETC of ($95,443). Net realized and unrealized loss on investment in ETC for the period was driven by ETC price depreciation from $25.13 per ETC as of December 31, 2024, to $16.77 per ETC as of June 30, 2025. Net decrease in net assets resulting from operations was ($96,491) for the six months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in ETC, plus the Sponsor’s Fee of $2,690. Net assets decreased to $186,564 at June 30, 2025, a 34% decrease for the six-month period. The decrease in net assets resulted from the aforementioned ETC price depreciation and the withdrawal of approximately 138,781 ETC to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	As of June 30,
	2026	2025
Price of ETC on principal market	$6.94	$16.77
Principal Market NAV per Share(1)	$5.38	$13.33
Principal Market NAV(1)	$75,300,129	$186,563,658
Index Price	$6.94	$16.75
NAV per Share(2)	$5.38	$13.32
NAV(2)	$75,245,878	$186,341,161

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of ETC based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2026 were Coinbase, Kraken, and Crypto.com. The Digital Asset Trading Platforms included in the Index as of June 30, 2025 were Coinbase, Kraken, and Bitfinex. See “Item 1. Business—Overview of the ETC Industry and Market—ETC Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from April 24, 2017 (the inception of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ETC Industry and Market—ETC Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from July 1, 2021 to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually, or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$40.24	$74.71	8/15/2021	$12.80	6/18/2022	$14.43	$14.43
Twelve months ended June 30, 2023	$22.76	$44.09	8/11/2022	$13.95	7/13/2022	$19.77	$19.77
Twelve months ended June 30, 2024	$22.74	$38.44	3/8/2024	$14.52	9/11/2023	$23.56	$23.65
Twelve months ended June 30, 2025	$20.91	$40.26	12/4/2024	$14.06	4/8/2025	$16.75	$16.75
Twelve months ended June 30, 2026	$13.39	$24.87	8/22/2025	$6.73	6/6/2026	$6.94	$6.94
July 1, 2021 to June 30, 2026	$24.01	$74.71	8/15/2021	$6.73	6/6/2026	$6.94	$6.94

The following table illustrates the movements in the Digital Asset Market price of ETC, as reported on the Trust’s principal market, from July 1, 2021 to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$40.25	$74.78	8/15/2021	$12.77	6/18/2022	$14.50	$14.50
Twelve months ended June 30, 2023	$22.76	$44.05	8/11/2022	$13.96	7/13/2022	$19.71	$19.71
Twelve months ended June 30, 2024	$22.75	$38.47	3/8/2024	$14.53	9/11/2023	$23.56	$23.64
Twelve months ended June 30, 2025	$20.91	$40.38	12/4/2024	$14.06	4/8/2025	$16.77	$16.77
Twelve months ended June 30, 2026	$13.39	$24.78	7/20/2025	$6.72	6/6/2026	$6.94	$6.94
July 1, 2021 to June 30, 2026	$24.01	$74.78	8/15/2021	$6.72	6/6/2026	$6.94	$6.94

The following chart sets out the historical closing prices for the Shares as reported by OTC Markets and the Trust’s NAV per Share from May 10, 2018 to June 30, 2026.

ETCG Premium/(Discount): ETCG Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTC Markets divided by the Trust’s NAV per Share from May 10, 2018 to June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended June 30, 2026:

Period	(a) Total Number of Shares of ETCG Purchased	(b) Average Price Paid per Share of ETCG	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2026 - April 30, 2026	-	$-	-	$204.7
May 1, 2026 - May 31, 2026	-	-	-	204.7
June 1, 2026 - June 30, 2026	-	-	-	204.7
Total	-	$-	-	$204.7

(1)
On June 21, 2021, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $50 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. On March 2, 2022, the Board approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). This increased DCG’s prior authorization to purchase up to $50 million worth of Shares by up to a maximum of $200 million. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From June 21, 2021 through December 31, 2021, DCG purchased a total of $45.3 million worth of Shares of the Trust under this authorization. From January 1, 2022 through July 30, 2026, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

“OTC Markets”—The OTCQX, OTCQB and OTCID tiers of OTC Markets Group Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor that provides the procedures for the creation of Baskets and for the delivery of ETC required for Creation Baskets.

“Principal Market NAV”—The net asset value of the Trust determined on a U.S. GAAP basis.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, OTC Markets.

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

“Trust Agreement”—The Second Amended and Restated Declaration of Trust and Trust Agreement, dated February 28, 2018, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2, No. 3 and No. 4 thereto and as the same may be further amended from time to time.

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Ethereum Classic Trust (ETC)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: August 4, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.